Form 10-K
period 2000-10-31
CAPSTONE GROWTH FUND INC
filed 2001-01-25
CIK 79179

|-------------------------------------|
                      |            ANNUAL REPORT            |
                      |          OCTOBER 31, 2000           |
                      |-------------------------------------|

                      |-------------------------------------|
                      |              CAPSTONE               |
                      |               GROWTH                |
                      |             FUND, INC.              |
                      |-------------------------------------|

                      |-------------------------------------|
                      |                                     |
                      |   [LOGO]   A Member of              |
                      |         THE CAPSTONE GROUP          |
                      |          of Mutual Funds            |
                      |-------------------------------------|

                                                      CAPSTONE GROWTH FUND, INC.

Dear Shareholder:

We are pleased to present the annual report for Capstone Growth Fund, Inc. for the twelve months ended October 31, 2000.

ECONOMIC OVERVIEW

The highlights of the third quarter were the efforts by economic policymakers to stem the rise in oil prices and to halt the decline in the euro. The quarter was also marked by weaker than expected earnings reports which pushed the S&P 500 to a 0.97% decline for the quarter. The tech-heavy NASDAQ index dropped 7.36% for the quarter. Bonds are actually on track to outperform stocks for the first year since 1990; the Lehman Aggregate Bond Index is up 7.12% since the start of the year while the S&P is down 1.39% year-to-date.

The euro was launched on January 1st 1999 and was hailed by some as a currency that could ultimately challenge the dominance of the U.S. dollar. Eleven countries (including Germany and France) use the euro as their official currency and coordinate their monetary policy through the European Central Bank (ECB). Upon its launch 19 months ago, the euro was pegged at 1.18 dollars per euro. The currency has been unable to "challenge" the dollar as it dropped to an all time low of .8443 ($/euro) prior to a coordinated effort on the part of the U.S., Japan, Great Britain, Canada, and the ECB to establish a floor for the currency. The precipitous decline in the euro has eroded the purchasing power of the almost 300 million people living within the eurozone. With crude oil changing hands in dollars, the nearly three-fold increase in U.S. oil prices since early 1999 amounts to an almost four-fold increase in oil prices for much of Europe. When one adds in the high government taxes on gasoline in Europe, it is easy to see why Europeans have little sympathy for Americans who complain about high gas prices. One of the primary reasons for the intervention was to tame eurozone inflation which rose 2.3% year-over-year in August. A secondary reason was to help garner support from Danish voters who faced a referendum regarding Denmark's inclusion as the twelfth country in the eurozone. The move was "too little, too late" as the Danes rejected the measure by a 53-47 margin. So far, the euro has not dropped below the intervention level. While a stronger euro will make U.S. imports more expensive in the long-run the U.S. economy will benefit from a European economy with a healthy currency, stable growth and little inflation.

                                     [GRAPH]

                          Euro Plunges vs. U.S. Dollar
                                1/1/99 - 9/30/00
      |---------------------------------------------------------------------|
      |  1.15                                                               |
      |                                                                     |
      |  1.10                                                               |
      |                                                                     |
      |  1.05                                                               |
      |                                                                     |
      |  1.00                                                               |
      |                                                                     |
      |  0.95                                                               |
      |                                                                     |
      |  0.90                                                               |
      |                                                                     |
      |  0.85                                                               |
      |                                                                     |
      |        1/99    3/99    6/99   9/99    12/99    3/00    6/00    9/00 |
      |---------------------------------------------------------------------|
       Source: Bloomberg

                                                      CAPSTONE GROWTH FUND, INC.

Following the intervention to raise the price of the euro, President Clinton announced his plan to release 30 million barrels of oil from the 571 million barrel Strategic Petroleum Reserve (SPR). Technically, the release is a "swap" since the buyers will be required to replace the oil. The SPR was created after the oil shocks of the 1970's to prevent supply disruptions in times of emergencies. The SPR was last tapped in a major way in 1991 during the Persian Gulf War. There have been other instances of minor releases (each less than 1 million barrels) during recent years due to regional pipeline disruptions. In the days leading up to the President's announcement, the price of oil hit $37.80, the highest price since Iraq invaded Kuwait in October 1990. By the end of September, prices had dropped to just under $31 per barrel. It is unlikely that the administration's move will have a lasting impact on energy prices. The President expressed concern that supplies of home heating oil for Northeasterners were at very low levels, but the American Petroleum Institute
(API) stated that refineries are running at 94.7% capacity so supplies are likely to remain tight for some time. The situation could become very serious if we experience a harsh or early winter. The President failed to mention the 100% year-to-date rise in natural gas prices. Only 8% of households use oil to heat their homes, while natural gas is used by more than 30% of Americans. Natural gas is also the fuel for 50% of the electricity generated in the U.S. We are becoming increasingly concerned that energy prices could drain some of the strength from consumer spending in the next six months.

For some time, we have been advising investors to anticipate equity returns that are closer to the long-run market averages rather than the returns that we witnessed in the late 90's. With the uncertainty looming over the global economy, a more cautious tone may be warranted for investors.


                                     [GRAPH]

                             Oil Prices Move Higher
                          West Texas Intermediate Crude
      |---------------------------------------------------------------------|
      |  35                                                                 |
      |                                                                     |
      |  30                                                                 |
      |                                                                     |
      |  25                                                                 |
      |                                                                     |
      |  20                                                                 |
      |                                                                     |
      |  15                                                                 |
      |       12/98    3/99    6/99   9/99    12/99    3/00    6/00    9/00 |
      |---------------------------------------------------------------------|
       Source: Bloomberg

EQUITY MARKET OVERVIEW

During the third quarter, we expected corporate earnings to have a significant impact with growing potential for volatility and amplified market excitement. Indeed, our expectations were realized. September brought with it a reversal from August for all the major indices. The Nasdaq, the Dow Jones Industrial Average and the S&P 500 Index were down 12.7%, 5.0%, and 5.3% respectively for the month of September. This poor performance resulted in all three indices turning negative on the year. By the end of the quarter, the Nasdaq, the Dow and the S&P

                                                      CAPSTONE GROWTH FUND, INC.

500 were down 9.7%, 7.4% and 1.4% respectively, year-to-date. Unlike recent quarters, when the great majority of the negative pre-announcements were more company specific rather than indicative of industry or macro problems, this time the three "e's" have been the common thread causing this market downturn. Those are the slowing US economy, high energy prices and the weak euro.

Looking forward, we try to dissect "what the market is saying" but it has been especially slippery in the past few years with the "new" and the "old" economy segments moving in opposite directions. That dichotomy remains very much in place. Since the middle of the third quarter, measures (including the Nasdaq and the S&P 500 Index) have fallen more than 20% yet the old economy is doing much better. The NYSE Index has fallen just 3% since mid quarter and the old-economy segments of the S&P 500 have actually risen. These old-economy stocks are often the better guides to the future of our economy and stock market performance. As a blend of the old and new, the large cap portfolio is ideally suited to participate in market sector rotation.

For your reference, we have included a table showing the sector weightings of the portfolio and of the S&P 500 as of November 30, 2000. The sector distribution for your Fund closely parallels that of the S&P 500. This supports our approach of being properly diversified and relatively sector neutral. If you have any questions, please feel free to contact us at (800) 262-6631. We thank you for your continued support.

SECTOR DISTRIBUTION--11/30/00

SECTOR                      GROWTH FUND         S&P 500           +/-
-----------------------------------------------------------------------------
Basic Materials                1.77%             2.21%           -0.44%
Capital Goods                 12.84%             9.16%            3.68%
Communication Service          4.36%             5.83%           -1.47%
Consumer Staples               9.18%            10.98%           -1.80%
Consumer-Cyclicals             6.31%             7.22%           -0.91%
Energy                         6.95%             5.94%            1.01%
Financials                    17.24%            15.92%            1.32%
Health Care                   14.27%            12.75%            1.52%
Technology                    24.40%            26.02%           -1.62%
Transportation                 0.00%             0.65%           -0.65%
Utilities                      1.71%             3.32%           -1.61%
Other                          0.97%             0.00%            0.97%
                             -------           -------
                             100.00%           100.00%
                             =======           =======


Sincerely,



/s/___________________________                 /s/_____________________________
   Edward L. Jaroski                              Dan E. Watson
   President and Chairman of the Board            Executive Vice President

                                                      CAPSTONE GROWTH FUND, INC.


                                     [GRAPH]
|------------------------------------------------------------------------------|
|       COMPARISON OF CHANGE IN VALUE OF A $10,000 INVESTMENT IN CAPSTONE      |
|         GROWTH FUND, INC.** AND THE LIPPER EQUITY GROWTH FUND INDEX*         |
|                                                                              |
|                 |-----------------------------------------|                  |
|                 |       AVERAGE ANNUAL TOTAL RETURN       |                  |
|                 |             AS OF 10/31/00              |                  |
|                 |------------|--------|---------|---------|                  |
|                 |            | 1 Year |  5 Year |  10 Year|                  |
|                 |------------|--------|---------|---------|                  |
|                 |Growth Fund |  5.40  |  18.68  |   15.27 |                  |
|                 |------------|--------|---------|---------|                  |
|                                                                              |
|$60,000                                                                       |
|                                                              +$56,863        |
|$50,000                                                                       |
|                                                                              |
|$40,000                                                                       |
|                                                              ++$41,423       |
|$30,000                                                                       |
|                                                                              |
|$20,000                                                                       |
|                                                                              |
|$10,000                                                                       |
|      10/31/ 10/31/ 10/31/ 10/31/ 10/31/ 10/31/ 10/31/ 10/31 10/31 10/31 10/31|
|        90     91     92     93     94     95     96     97    98    99    00 |
|           ++Growth Fund                +Lipper Equity Growth Fund            |
|------------------------------------------------------------------------------|
 *The Lipper Equity Growth Fund Index is an unmanaged index of companies whose long-term earnings are expected to grow significantly faster than the earnings of the stocks represented in the major unmanaged stock indices. Performance figures include the change in value of the stocks in the index and reinvestment of dividends.

**The Fund's performance assumes the reinvestment of all income dividends and capital gains distributions.

                                                      CAPSTONE GROWTH FUND, INC.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
CAPSTONE GROWTH FUND, INC.

We have audited the accompanying statement of assets and liabilities of Capstone Growth Fund, Inc., including the portfolio of investments, as of October 31, 2000, the related statement of operations for the year then ended, and the statement of changes in net assets for each of the two years in the period then ended, and the financial highlights for each of the four years in the period then ended. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The financial highlights for the year ended October 31, 1996 were audited by other auditors whose report dated November 18, 1996, expressed an unqualified opinion on the financial highlights.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 2000, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Capstone Growth Fund, Inc. as of October 31, 2000, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the financial highlights for each of the four years in the period then ended in conformity with generally accepted accounting principles.







                                               BRIGGS, BUNTING & DOUGHERTY, LLP


PHILADELPHIA, PENNSYLVANIA
DECEMBER 1, 2000

                                                      CAPSTONE GROWTH FUND, INC.

SCHEDULE OF INVESTMENTS - OCTOBER 31, 2000
-------------------------------------------------------------------------------

                                                   SHARES       VALUE
                                                   ------       -----

COMMON STOCK (99.03%)

ADVERTISING (0.62%)
Omnicom Group, Inc. ..............................  5,660    $  522,135
                                                             ----------


AEROSPACE (1.88%)
Boeing Co. ....................................... 12,990       880,884
United Technologies Corp. ........................ 10,120       706,502
                                                             ----------
                                                              1,587,386
                                                             ----------
AUTOMOBILE MANUFACTURERS (1.64%)
Ford Motor Co. ................................... 28,722       750,363
General Motors Corp. ............................. 10,260       637,402
                                                             ----------
                                                              1,387,765
                                                             ----------
BANKS (5.13%)
Bank of America Corp. ............................ 17,000       817,062
BB&T Corp. ....................................... 23,000       733,125
Chase Manhattan Corporation....................... 14,205       646,327
Morgan, (J. P.) & Co., Inc. ......................  4,720       781,160
State Street Boston Corp. ........................  5,040       628,690
Wells Fargo & Co. ................................ 15,900       736,369
                                                             ----------
                                                              4,342,733
                                                             ----------
BROADCASTING (0.29%)
Time Warner, Inc. ................................  3,260       247,467
                                                             ----------

CHEMICALS (0.67%)
Dow Chemical Co. ................................. 18,660       571,462
                                                             ----------

COMPUTER HARDWARE (8.72%)
Compaq Computer Corp. ............................ 20,430       621,276
Dell Computer Corp.*.............................. 21,270       627,465
EMC Corp.*........................................ 17,780     1,583,531
Hewlett-Packard Co. .............................. 19,620       911,104
International Business Machines Corp. ............ 17,390     1,712,915
Sun Microsystems, Inc.*........................... 12,810     1,420,309
VERITAS Software Co.*.............................  3,520       496,375
                                                             ----------
                                                              7,372,975
                                                             ----------

                                                      CAPSTONE GROWTH FUND, INC.

SCHEDULE OF INVESTMENTS - OCTOBER 31, 2000
-------------------------------------------------------------------------------

                                                   SHARES       VALUE
                                                   ------       -----

COMPUTER SERVICES & SOFTWARE (5.65%)
America Online, Inc.*............................. 15,790    $  796,290
Automatic Data Processing, Inc. ..................  8,080       527,725
First Data Corp. ................................. 12,070       605,009
Network Appliance, Inc.*..........................  3,280       390,320
Oracle Corp.*..................................... 49,220     1,624,260
Siebel Systems, Inc.*.............................  5,140       539,379
Yahoo, Inc.*......................................  5,000       293,125
                                                             ----------
                                                              4,776,108
                                                             ----------

COSMETICS & TOILETRIES (2.22%)
Colgate Palmolive Co. ............................  8,230       483,595
Kimberly Clark Corp. ............................. 11,820       780,120
Procter & Gamble Co. .............................  8,560       611,505
                                                             ----------
                                                              1,875,220
                                                             ----------

DIVERSIFIED CONGLOMERATES (7.29%)
Corning, Inc. ....................................  8,620       659,430
General Electric Co. ............................. 67,590     3,704,777
Illinois Tool Works, Inc. ........................  7,860       436,721
Textron, Inc. ....................................  6,680       336,922
Tyco International Ltd. .......................... 18,040     1,022,642
                                                             ----------
                                                              6,160,492
                                                             ----------
ELECTRONIC EQUIPMENT (6.15%)
Altera Corp.*.....................................  7,420       303,756
Emerson Electric Co. ............................. 11,550       848,203
Intel Corp. ...................................... 44,280     1,992,600
Motorola, Inc..................................... 20,190       503,488
Texas Instruments, Inc. .......................... 14,040       688,837
Uniphase Corp. ...................................  6,580       535,447
Xilinx, Inc.*.....................................  4,570       331,039
                                                             ----------
                                                              5,203,370
                                                             ----------

                                                      CAPSTONE GROWTH FUND, INC.

SCHEDULE OF INVESTMENTS - OCTOBER 31, 2000
-------------------------------------------------------------------------------

                                                   SHARES       VALUE
                                                   ------       -----
FINANCIAL SERVICES (9.95%)
American Express Co. ............................. 13,470    $  808,200
American International Group, Inc. ............... 18,736     1,836,128
Citigroup, Inc. .................................. 40,242     2,117,735
Fannie Mae........................................ 11,160       859,320
Federal Home Loan Mortgage Corp. ................. 10,350       621,000
Merrill Lynch & Co., Inc. ........................ 11,820       827,400
Morgan Stanley Dean Witter & Co. ................. 11,480       921,988
Providian Financial Corp. ........................  4,080       424,320
                                                             ----------
                                                              8,416,091
                                                             ----------
FOOD & BEVERAGE (5.58%)
Anheuser Busch Cos., Inc. ........................ 13,780       630,435
Coca-Cola Co. .................................... 16,090       971,434
General Mills, Inc. .............................. 14,140       590,345
McDonald's Corp. ................................. 23,170       718,270
Philip Morris Co., Inc. .......................... 31,480     1,152,955
Quaker Oats Co. ..................................  8,060       657,394
                                                             ----------
                                                              4,720,833
                                                             ----------
FOREST & PAPER PRODUCTS (0.52%)
Weyerhaeuser Co. .................................  9,348       438,772
                                                             ----------

HEALTH CARE (0.60%)
Unitedhealth Group, Inc. .........................  4,630       506,406
                                                             ----------

INSURANCE (2.28%)
Jefferson Pilot Corp. ............................  8,290       569,938
Loews Corp. ......................................  7,780       707,494
Marsh & McLennan Co., Inc. .......................  4,960       648,520
                                                             ----------
                                                              1,925,952
                                                             ----------
MATERIALS (0.48%)
Alcoa, Inc. ...................................... 14,080       403,920
                                                             ----------

MEDICAL PRODUCTS (0.66%)
Medtronic, Inc. .................................. 10,300       559,419
                                                             ----------

                                                      CAPSTONE GROWTH FUND, INC.

SCHEDULE OF INVESTMENTS - OCTOBER 31, 2000
-------------------------------------------------------------------------------

                                                   SHARES       VALUE
                                                   ------       -----
MISCELLANEOUS MANUFACTURING (1.25%)
Minnesota Mining & Manufacturing Co. ............. 10,910   $ 1,054,179
                                                            -----------

OIL & GAS (8.73%)
Amerada Hess Corp. ...............................  7,230       448,260
Chevron Oil Corp. ................................ 11,970       983,036
Coastal Corp. ....................................  9,290       700,814
Enron Corp. ......................................  9,980       818,984
Exxon Mobil Corp. ................................ 29,125     2,597,586
Kerr-McGee Corp. ................................. 10,880       710,600
Royal Dutch Petroleum Co. ADR.....................  8,820       523,688
Schlumberger, Ltd. ...............................  7,850       597,581
                                                            -----------
                                                              7,380,549
                                                            -----------
PHARMACEUTICALS (11.32%)
Abbott Labs....................................... 13,390       707,159
Amgen, Inc. ...................................... 10,080       584,010
Bristol-Myers Squibb Co. ......................... 16,390       998,766
Johnson & Johnson................................. 12,300     1,133,138
Lilly, (Eli) & Co. ...............................  9,950       889,281
Merck & Co. ...................................... 19,030     1,711,511
Pfizer, Inc. ..................................... 50,707     2,189,909
Pharmacia Corp. ..................................  9,230       507,650
Schering-Plough Corp. ............................ 16,430       849,226
                                                           ------------
                                                              9,570,650
                                                            -----------
PUBLISHING (2.61%)
Gannett, Inc. ....................................  9,940       576,520
McGraw-Hill Cos., Inc. ........................... 10,950       702,853
Viacom, Inc. Cl B. ............................... 16,258       924,674
                                                            -----------
                                                              2,204,047
                                                            -----------
RETAIL STORES (3.56%)
Home Depot, Inc. ................................. 20,055       862,365
Target Corp. ..................................... 18,240       503,880
Wal Mart Stores, Inc. ............................ 36,270     1,645,751
                                                            -----------
                                                              3,011,996
                                                            -----------

                                                      CAPSTONE GROWTH FUND, INC.

SCHEDULE OF INVESTMENTS - OCTOBER 31, 2000
-------------------------------------------------------------------------------

                                                   SHARES       VALUE
                                                   ------       -----
TECHNOLOGY (1.84%)
Applied Materials, Inc.*..........................  8,570   $   455,281
Broadcom Corp.*...................................  1,730       384,709
Honeywell International, Inc. .................... 13,307       716,083
                                                            -----------
                                                              1,556,073
                                                            -----------
TELECOMMUNICATIONS (9.39%)
ADC Telecommunications, Inc.*..................... 10,040       214,605
ALLTEL Corp. ..................................... 11,210       722,344
BellSouth Corp. .................................. 21,720     1,049,348
Cisco Systems, Inc.*.............................. 52,118     2,807,857
Lucent Technologies, Inc. ........................ 16,210       377,896
Nortel Networks Corp. ............................ 23,040     1,048,320
QUALCOMM, Inc.*...................................  7,260       472,694
Sprint Corp. (PCS Group)..........................  9,080       346,175
Tellabs, Inc.*....................................  6,090       304,119
Worldcom, Inc.*................................... 25,270       600,163
                                                            -----------
                                                              7,943,521
                                                            -----------
      TOTAL COMMON STOCK (COST $61,093,057)                  83,739,521
                                                            -----------

MISCELLANEOUS ASSETS (0.80%)
AIM Prime Money Market............................ 16,317        16,317
S & P 500 Depositary Receipt......................  4,600       658,087
                                                            -----------

      TOTAL MISCELLANEOUS ASSETS (COST $666,098)..              674,404
                                                            -----------
REPURCHASE AGREEMENTS (0.86%)
Fifth Third Bank, 5.95%, dated 10/31/00, due
11/01/00, repurchase price $730,912
(collateralized by FNMA Pool #313115, 8.00%,
due 10/01/16, market value $745,407)
(Cost $730,791)...................................730,791       730,791
                                                            -----------

      TOTAL INVESTMENTS (COST $62,489,946)
        (100.69%).................................           85,144,716
      LIABILITIES IN EXCESS OF OTHER ASSETS(-0.69%)            (585,168)
                                                            -----------
      NET ASSETS--(100%) .........................          $84,559,548
                                                            ===========


* Non-income producing investment.

                        SEE NOTES TO FINANCIAL STATEMENTS

                                                      CAPSTONE GROWTH FUND, INC.

STATEMENT OF ASSETS AND LIABILITIES - OCTOBER 31, 2000
-------------------------------------------------------------------------------


ASSETS:

      Investments, at market (identified cost $62,489,946)...    $85,144,716
      Receivables:
          Dividends and interest.............................         43,568
          Fund shares sold...................................            637
      Prepaid expenses.......................................         16,821
                                                                 -----------
              Total assets...................................     85,205,742
                                                                 -----------

LIABILITIES:

      Payables:
          Investments purchased..............................        499,914
          Accrued distribution fees..........................         40,789
          Due to advisor.....................................         48,389
          Accrued expenses...................................         56,862
          Other liabilities..................................            240
                                                                 -----------
              Total liabilities..............................        646,194
                                                                 -----------

NET ASSETS ..................................................    $84,559,548
                                                                 ===========

NET ASSETS CONSIST OF:

      Paid-in capital........................................     53,996,582
      Accumulated realized gain on investments...............      7,908,196
      Net unrealized gain on investments.....................     22,654,770
                                                                 -----------

Net Assets (200,000,000 of $.001 par value shares authorized,
  4,669,702 shares outstanding)..............................    $84,559,548
                                                                 ===========

Net Asset Value, offering and redemption price per share.....    $     18.11
                                                                 ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                                     CAPSTONE GROWTH FUND, INC.

STATEMENT OF OPERATIONS FOR THE YEAR ENDED OCTOBER 31, 2000
-------------------------------------------------------------------------------

INVESTMENT INCOME:

      Interest...............................................    $     2,755
      Dividends..............................................        963,819
                                                                 -----------
          Total investment income............................        966,574
                                                                 -----------


EXPENSES:
      Investment advisory fees (Note 4)......................        599,719
      Accounting fee (Note 4)................................         26,061
      Custodian fees.........................................          2,079
      Transfer agency fees...................................         75,386
      Distribution fees - Class A (Note 4)...................        218,583
      Trustee expense (Note 4)...............................         15,668
      Audit fees.............................................         25,947
      Legal fees.............................................         15,734
      Registration fees......................................         16,377
      Reports to shareholders................................         12,915
      Miscellaneous expense..................................         19,051
                                                                 -----------
          Total expenses.....................................      1,027,520
      Less: Custodian fees paid indirectly...................         (2,841)
                                                                 -----------
              Net expenses...................................      1,024,679
                                                                 -----------
                  Net investment loss........................        (58,105)
                                                                 -----------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:

      Net realized gain on investments.......................      7,908,196
      Net change in unrealized appreciation on investments...     (3,227,989)
                                                                 -----------
                                                                   4,680,207
                                                                 -----------
              Net increase in net assets resulting
                 from operations.............................    $ 4,622,102
                                                                 ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                                      CAPSTONE GROWTH FUND, INC.

STATEMENT OF CHANGES IN NET ASSETS
----------------------------------------------------------------------------------------------

                                                                 FOR THE           FOR THE
                                                                YEAR ENDED        YEAR ENDED
                                                             OCTOBER 31, 2000  OCTOBER 31, 1999
                                                             ----------------  ----------------
OPERATIONS:
    Net investment income (loss) ..........................   $    (58,105)      $     95,795
    Net realized gain on investments ......................      7,908,196          5,958,890
    Net change in unrealized appreciation on investments ..     (3,227,989)
                                                                                   13,400,608
                                                               -----------        -----------
    Net increase in net assets resulting from operations ..      4,622,102         19,455,293
                                                               -----------        -----------
DISTRIBUTIONS TO SHAREHOLDERS FROM:

    Net investment income .................................        (95,795)          (580,527)
    Net realized gain on investments ......................     (5,958,890)        (3,107,233)
                                                               -----------        -----------
    Net decrease in net assets resulting from distributions     (6,054,685)        (3,687,760)
                                                               -----------        -----------
CAPITAL SHARE TRANSACTIONS:

    Decrease in net assets from Fund share transactions ...       (242,209)        (1,072,615)
                                                               -----------        -----------
    Increase (decrease) in net assets......................     (1,674,792)        14,694,918

NET ASSETS:
    Beginning of period ...................................     86,234,340         71,539,422
                                                               -----------        -----------
    End of period (including undistributed net investment
      income of $0 and $95,795, respectively) .............    $84,559,548        $86,234,340
                                                               ===========        ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                                      CAPSTONE GROWTH FUND, INC.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS - OCTOBER 31, 2000
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Capstone Growth Fund, Inc. (the "Fund"), is registered under the Investment Company Act of 1940 (the "Act"), as a diversified open-end management investment company. The Fund's investment objective is to seek long-term capital appreciation by primarily investing in common stocks. The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its financial statements.

A) VALUATION OF SECURITIES - The Fund's investments in securities are carried at market value. Securities listed on an exchange or quoted on a national market system are valued at the last sales price. Other securities are quoted at the mean between the most recent bid and asked prices. Short-term obligations are valued at amortized cost.

B) FEDERAL INCOME TAXES - No provision has been made for Federal income taxes on net income or capital gains, since it is the policy of the Fund to continue to comply with the special provisions of the Internal Revenue Code applicable to investment companies and to make sufficient distributions of income and capital gains to relieve it from all, or substantially all, such taxes.

C) CASH EQUIVALENTS - Funds on deposit in money market mutual fund accounts are considered to be a cash equivalent.

D) FUTURES CONTRACTS - Initial margin deposits required upon entering into futures contracts are made by depositing cash, as collateral, for the account of the broker (the Fund's agent in acquiring the futures position). During the period the futures contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by "marking to market" on a daily basis to reflect the market value of the contract at the end of each day's trading. Variation margin payments are made or received, depending upon whether unrealized gains or losses are incurred. When the contract is closed the Fund records a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Fund's basis in the contract.

     The Fund may purchase or sell stock index futures contracts only as a hedge against changes in the value of securities held in the Fund's portfolio or which it intends to purchase and where the transactions are economically appropriate to the reduction of the risks inherent in the ongoing management of the Fund. Futures contracts involve credit and market risk in excess of the amounts reflected in the Statement of Assets and Liabilities. The contract amounts of these futures contracts reflect the extent of the Fund's exposure to off-balance sheet risk. The Fund's credit risk is minimized by entering only into futures contracts which are traded on national futures exchanges and for which there appears to be a liquid secondary market. The Fund assumes the market risk which arises from any changes in securities values.

                                                      CAPSTONE GROWTH FUND, INC.

E) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

F) OTHER - The Fund distributes its net investment income and net realized gains annually. Security transactions are accounted for on the date the securities are purchased or sold. Cost is determined, and gains and losses are based, on the identified cost basis for both financial statement and Federal income tax purposes. Dividend income and distributions to shareholders are recorded on the ex-dividend date. Discounts and premiums on bonds purchased are amortized over the life of the bonds. Interest income and estimated expenses are accrued daily.


NOTE 2 - INVESTMENT ADVISORY FEES, ADMINISTRATIVE FEES AND OTHER TRANSACTIONS WITH AFFILIATES

     The Fund retains Capstone Asset Management Company ("CAMCO") as its Investment Adviser. Under the Investment Advisory Agreement (the "Agreement"), the Adviser is paid a monthly fee based on the average net assets at the annual rate of .75% on the first $50 million and .60% on the next $150 million.

     Capstone Asset Planning Company ("CAPCO") serves as Distributor of the Fund's shares. CAPCO is an affiliate of the Adviser, and both are wholly-owned subsidiaries of Capstone Financial Services, Inc. ("CFS").

     Effective October 7, 2000 Declaration Service Company replaced PFPC Inc. as transfer agent.

     The Fund has adopted a Service and Distribution Plan (the "Plan") pursuant to Rule 12b-1 under the Act whereby Fund assets are used to reimburse CAPCO for costs and expenses incurred with the distribution and marketing of shares of the Fund and servicing of Fund shareholders. Distribution and marketing expenses include, among other things, printing of prospectuses, advertising literature, and costs of personnel involved with the promotion and distribution of the Fund's shares. Under the Plan, the Fund pays CAPCO an amount computed at an annual rate of up to 0.25% of the Fund's average net assets (including reinvested dividends paid with respect to those assets). Of this amount, CAPCO may reallocate to securities dealers (which may include CAPCO itself) and other financial institutions and organizations (collectively, "Service Organizations") amounts based on the Fund's average net assets owned by stockholders for whom the Service Organizations have a servicing relationship. The Plan permits CAPCO to carry forward for a maximum of twelve months distribution expenses covered by the Plan for which CAPCO has not yet received reimbursement. For the year ended October 31, 2000, the Fund paid $218,583 in 12b-1 fees. Of this amount approximately 2.5% was paid to Service Organizations other than CAPCO.

     The Fund's Custodian provided credits during the year in the amount of $2,841 against custodian charges based on the uninvested cash balances of the Fund.

                                                      CAPSTONE GROWTH FUND, INC.

     Certain officers and directors of the Fund who are also officers and directors of the Adviser, the Distributor or CFS, received no compensation from the Fund. For the year ended October 31, 2000, directors of the Fund who are not "interested persons" received directors' fees of $15,668.

NOTE 3 - CAPITAL STOCK

     At October 31, 2000 there were 4,669,702 shares outstanding. Transactions in capital stock were as follows:


                                                              YEAR ENDED          YEAR ENDED
                                                           OCTOBER 31, 2000    OCTOBER 31, 1999
                                                           ----------------    ----------------
                                                       SHARES      AMOUNT      SHARES       AMOUNT
                                                       ------      ------      ------       ------
Shares sold ........................................   329,813  $  6,088,255   433,255   $  7,405,216
Shares issued to shareholders in reinvestment
    of distributions ...............................   291,464     5,118,145   201,768      3,127,404
                                                       -------  ------------   -------   ------------
                                                       621,277    11,206,400   635,023     10,532,620
                                                       -------  ------------   -------   ------------
Shares redeemed ....................................  (623,883)  (11,448,609) (676,016)   (11,605,235)
                                                       -------  ------------   -------   ------------
Net increase (decrease) ............................    (2,606) $   (242,209)  (40,993)  $  1,072,615)
                                                       =======  ============   =======   ============


NOTE 4 - PURCHASES AND SALES OF SECURITIES

     Purchases and sales of securities other than U.S. Government securities and short-term investments aggregated $47,986,075 and $54,342,443 respectively. At October 31, 2000 the cost of investments for Federal income tax purposes was $62,489,946. Accumulated net unrealized appreciation on investments was $22,654,770 consisting of $26,895,027 gross unrealized appreciation and $4,240,257 gross unrealized depreciation.

NOTE 5 - DIVIDEND DISTRIBUTION

     On November 13, 2000 the Board of Directors declared a distribution of $1.70 per share consisting entirely of realized long-term capital gains. The distribution was payable on December 1, 2000 to shareholders of record on November 30, 2000.

                                                      CAPSTONE GROWTH FUND, INC.

FINANCIAL HIGHLIGHTS
-------------------------------------------------------------------------------

The following table sets forth the per share operating performance data for a share of capital stock outstanding, total return ratios to average net assets and other supplemental data for each year indicated.


                                                           YEARS ENDED OCTOBER 31,
                                                           -----------------------
                                               2000       1999       1998      1997        1996
                                               ----       ----       ----      ----        ----

NET ASSET VALUE, BEGINNING OF PERIOD ......   $18.46     $15.18     $16.76     $15.56     $13.82
                                              ------     ------     ------     ------     ------
INVESTMENT OPERATIONS:
    Net investment income (loss) ..........    (0.01)      0.02       0.12       0.16       0.22
    Net realized and unrealized gain
      on  investments .....................     0.97       4.04       2.11       3.55       2.31
                                              ------     ------     ------     ------     ------
        Total from investment operations ..     0.96       4.06       2.23       3.71       2.53
                                              ------     ------     ------     ------     ------
DISTRIBUTIONS FROM:
    Net investment income .................    (0.02)     (0.12)     (0.16)     (0.22)     (0.06)
    Net realized gains ....................    (1.29)     (0.66)     (3.65)     (2.29)     (0.73)
                                              ------     ------     ------     ------      ------
      Total distributions .................    (1.31)     (0.78)     (3.81)     (2.51)     (0.79)
                                               ------     ------     ------     ------     ------

NET ASSET VALUE, END OF PERIOD ............   $18.11     $18.46     $15.18     $16.76     $15.56
                                              ======     ======     ======     ======     ======

TOTAL RETURN ..............................     5.40%     27.77%     15.51%     26.91%     19.27%

RATIOS/SUPPLEMENTAL DATA
    Net assets, end of period (in 000's) ..  $84,560    $86,234    $71,539    $69,609    $60,230
    Ratio of expenses to average net assets     1.18%      1.18%      1.27%      1.25%      1.29%
    Ratio of net investment income (loss)
      to average net assets ...............    (0.07)%     0.11%      0.81%      0.99%      1.31%
    Portfolio turnover rate ...............       55%        70%        93%       229%       173%



                       SEE NOTES TO FINANCIAL STATEMENTS.

                           CAPSTONE GROWTH FUND, INC.
                           5847 SAN FELIPE, SUITE 4100
                              HOUSTON, TEXAS 77057
                                 1-800-262-6631

                          ANNUAL REPORT TO SHAREHOLDERS
                                OCTOBER 31, 2000

-------------------------------------------------------------------------------

    DIRECTORS                                       OFFICERS
    ---------                                       --------

    Edward L. Jaroski                               Dan E. Watson
                                                        President
    James F. Leary
                                                    Edward L. Jaroski
    John R. Parker                                      Executive Vice President

    Bernard J. Vaughan                              Linda G. Giuffre
                                                        Secretary/Treasurer

-------------------------------------------------------------------------------

    INVESTMENT ADVISER & ADMINISTRATOR              TRANSFER AGENT
    ----------------------------------              --------------

    Capstone Asset Management Company               Declaration Service Company
    5847 San Felipe                                 555 North Lane
    Suite 4100                                      Suite 6160
    Houston, TX 77057                               Conshohocken, PA 19420
                                                    1-800-845-2340

    DISTRIBUTOR                                     CUSTODIAN
    -----------                                     ---------

    Capstone Asset Planning Company                 Fifth Third Bank
    5847 San Felipe, Suite 4100                     Fifth Third Center
    Houston, TX 77057                               38 Fountain Square Plaza
    1-800-262-6631                                  Cincinnati, OH 45263


                            AUDITORS
                            --------

                            Briggs, Bunting & Dougherty, LLP
                            Two Logan Square, Suite 2121
                            Philadelphia, PA 19103-4901

        [LOGO] THE CAPSTONE GROUP
                OF MUTUAL FUNDS

|----------------------------------------|
|   EQUITY                               |
|     CAPSTONE GROWTH FUND, INC.         |
|     CSF LARGE CAP EQUITY INDEX FUND*   |
|     CSF SMALL CAP EQUITY INDEX FUND*   |
|     SERV LARGE CAP EQUITY FUND**       |
|     SERV SMALL CAP EQUITY FUND**       |
|----------------------------------------|

|----------------------------------------|
|   FIXED INCOME                         |
|     CSF BOND INDEX FUND*               |
|     SERV BOND FUND**                   |
|     SERV SHORT-TERM BOND FUND**        |
|-----------------------------------------

|----------------------------------------|
|   INTERNATIONAL/GLOBAL                 |
|     CSF INTERNATIONAL INDEX FUND*      |
|     SERV INTERNATIONAL FUND**          |
|----------------------------------------|

|----------------------------------------
|   MONEY MARKET                         |
|     SERV MONEY MARKET FUND**           |
|----------------------------------------|

 *Series of the Christian Stewardship Funds
**Series of the Capstone Social Ethics and Religious Values Fund

For more complete information about the Capstone Funds, including charges and expenses, contact the Distributor at the address below to receive additional prospectuses. Please read it carefully before you invest or send money.

This publication must be accompanied or preceded by a current prospectus for Capstone Growth Fund, Inc.

                         CAPSTONE ASSET PLANNING COMPANY
                           5847 SAN FELIPE, SUITE 4100
                              HOUSTON, TEXAS 77057
                                 1-800-262-6631